Form 10-K
period 1996-12-31
FIRSTPLUS INVESTMENT CORP
filed 1997-03-31
CIK 1005292

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-K


(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934  (FEE REQUIRED)
For the fiscal year ended  December 31, 1996

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from  __________  to  _____________



                      FIRSTPLUS HOME LOAN OWNER TRUSTS
                   (Issuer with respect to the Securities)


                      FIRSTPLUS INVESTMENT CORPORATION
                 (Originator of the Trusts described herein)
           (Exact name of Registrant as specified in its charter)


        Nevada                      33-65373                     75-2596063
(State of Incorporation)       (Commission File No.)          (I.R.S. Employer
                                                             Identification No.)

    3773 Howard Hughes Parkway
           Suite 300N
        Las Vegas, Nevada                                        89109
(Address of Principal executive offices)                       (Zip Code)


     Registrant's Telephone Number, Including Area Code: (702) 892-3772

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes /X/   No /  /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

Aggregate market value of voting stock held by nonaffiliates of the Registrant as of the latest practicable date, December 31, 1996: None

As of December 31, 1996, the latest practicable date, there were 1,000 shares of FIRSTPLUS INVESTMENT CORPORATION common stock outstanding.

The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and, therefore, is furnishing the abbreviated narrative disclosure specified in Paragraph (2) of General Instruction I.


================================================================================

                               TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------
PART I
         Item 1.     Business
         Item 2.     Properties
         Item 3.     Legal Proceedings
         Item 4.     Submission of Matters to a Vote of Security Holders


PART II
         Item 5.     Market for Registrant's Common Equity and
                     Related Stockholder Matters
         Item 6.     Selected Financial Data
         Item 7.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operation
         Item 8.     Financial Statements and Supplementary Data
         Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


PART III
         Item 10.    Directors and Executive Officers of the Registrant
         Item 11.    Executive Compensation
         Item 12. Security Ownership of Certain Beneficial Owners and Management
         Item 13.    Certain Relationships and Related Transactions


PART IV

         Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Signatures

                                     PART I


ITEM 1.  BUSINESS.


         The Registrant was incorporated in the State of Nevada on May 12, 1995 as a wholly-owned, limited purpose finance subsidiary of FIRSTPLUS FINANCIAL GROUP, INC. (formerly RAC Financial Group, Inc.), a publicly-traded, NASDAQ exchange-listed corporation. The Registrant was organized to facilitate the securitization of home loans through the issuance and sale of asset backed securities.

         The Registrant has filed a Registration Statement on Form S-3 (File No. 333-11855) with the Securities and Exchange Commission, pursuant to which the Registrant registered $1,240,625,000 aggregate principal amount of asset-backed securities (the "Securities"), issuable by grantor trusts or owner trusts in various series, for sale in accordance with the provisions of the
Securities Act of 1933, as amended (the "Act").   Pursuant to Rule 429 of the
General Rules and Regulations under the Act, the forms of Prospectus which are filed as part of such Registration Statement are combined Prospectus' relating also to $758,375,000 of securities registered under the Registrant's Registration Statement on Form S-3 (File No. 33-65373) and to $1,000,000 of securities registered under Registrant's Registration Statement on Form S-3 (File No. 333-10451).

ITEM 2.   PROPERTIES.

         The Registrant has no physical properties.

ITEM 3.  LEGAL PROCEEDINGS.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Information in response to this Item is omitted pursuant to General Instruction I.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         (a) All of the Registrant's outstanding common stock is owned by FIRSTPLUS Financial Group, Inc. Accordingly, there is no established public trading market for the Registrant's common stock. The Registrant has paid no dividends with respect to its common stock.

         (b) At December 31, 1996, the number of holders of record of all classes of Securities that remain outstanding as of such date was as follows:

                        SERIES                       NUMBER OF RECORD HOLDERS
                        -------                      ------------------------
                         1996-2                                1
                         1996-3                                3
                         1996-4                                3

ITEM 6.  SELECTED FINANCIAL DATA.

         Information in response to this Item is omitted pursuant to General Instruction I.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         Information in response to this Item is omitted pursuant to General Instruction I.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         In lieu of the information required by Item 8, the Registrant hereby incorporates by reference (i) the annual report of Ernst & Young LLP, dated October 25, 1996 with regard to the Servicer's compliance with applicable accounting standards filed herewith as Exhibit 28.2, (ii) the quarterly statements of compliance of the Servicer for Series 1996-2 and Series 1996-3 to be filed by amendment as Exhibit 28.1, and (iii) the annual reports aggregating Servicer Monthly Remittance Reports for Series 1996-2, Series 1996-3 and Series 1996-4 for the fiscal year ended December 31, 1996 to be filed by amendment as Exhibits 13.1, 13.2 and 13.3, respectively.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information in response to this Item is omitted pursuant to General Instruction I.

ITEM 11. EXECUTIVE COMPENSATION.

         Information in response to this Item is omitted pursuant to General Instruction I.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information in response to this Item is omitted pursuant to General Instruction I.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information in response to this Item is omitted pursuant to General Instruction I.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)     Not applicable.

         (b) The Registrant has filed the following Current Reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1996:

                 (1) Current Reports on Form 8-K dated as of October 21, 1996, November 18, 1996 and December 18, 1996 with respect to Monthly Servicer Remittance Reports for Series 1996-2.

                 (2) Current Report on Form 8-K dated as of December 20, 1996 with respect to final loan pool for Series 1996-3.

                 (3) Current Reports on Form 8-K dated as of October 21, 1996, November 18, 1996 and December 18, 1996 with respect to Monthly Servicer Remittance Reports for Series 1996-3.

                 (4) Current Report on Form 8-K dated as of November 14, 1996 with respect to filing of Collateral Term Sheets for Series 1996-4.

                 (5) Current Report on Form 8-K dated as of November 20, 1996 with respect to filing of Accountant's Consent for Series 1996-4.

                 (6) Current Report on Form 8-K dated as of January 17, 1997 with respect to final loan pool for Series 1996-4.

                 (7) Current Report on Form 8-K dated as of December 13, 1996 with respect to Monthly Servicer Remittance Report for Series 1996-4.



          (c)      Exhibits

                 3.1 Amended and Restated Articles of Incorporation of the Registrant (Incorporated herein by reference to Exhibit to Amendment No. 2 to Registrant's Registration Statement No. 33-65373 on Form S-3 filed on May 10, 1996).

                 3.2 By-Laws of the Registrant (Incorporated herein by reference to Exhibit to Registrant's Registration Statement No. 33-65373 on Form S-3 filed on December 22, 1995).

                 4.1 Copy of Pooling and Servicing Agreement for Series 1996-2 dated as of June 1, 1996, among Registrant, as Depositor, FIRSTPLUS FINANCIAL, INC., as Servicer, and First Trust of California, N.A., as Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K dated as of August 30, 1996).

                 4.2 Copy of Indenture for Series 1996-3 dated as of September 1, 1996, among FIRSTPLUS HOME LOAN OWNER TRUST 1996-3, as Issuer, and First Bank National Association, as Indenture Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K dated as of December 20,
                          1996).

                 4.3 Copy of Trust Agreement for Series 1996-3 dated as of September 1, 1996, among the Registrant, as Depositor, FIRSTPLUS RESIDUAL HOLDINGS, INC., Wilmington Trust Company, as Owner Trustee, and First Bank National Association, as Co-Owner Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K dated as of December 20, 1996).

                 4.4 Copy of Indenture for Series 1996-4 dated as of November 1, 1996, among FIRSTPLUS HOME LOAN OWNER TRUST 1996-4, as Issuer, and First Bank National Association, as Indenture Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K dated as of January 17,
                          1997).

                 4.5 Copy of Trust Agreement for Series 1996-4 dated as of November 1, 1996, among the Registrant, as Depositor, FIRSTPLUS RESIDUAL HOLDINGS, INC., Wilmington Trust Company, as Owner Trustee, and First Bank National Association, as Co-Owner Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current
                          Report on Form 8-K dated as of January 17, 1997).


                 10.1 Copy of Sale and Servicing Agreement for Series 1996-3 dated as of September 1, 1996, among the Registrant, as Seller, FIRSTPLUS FINANCIAL, INC., as Servicer, FIRSTPLUS HOME LOAN OWNER TRUST 1996-3, as Issuer, and First Bank National Association, as Indenture Trustee and Co-Owner Trustee (Incorporated herein by reference to Exhibit to Registrant's Current Report on Form 8-K dated as of December 20,
                          1996).

                 10.2 Copy of Sale and Servicing Agreement for Series 1996-4 dated as of November 1, 1996, among the Registrant, as Seller, FIRSTPLUS FINANCIAL, INC., as Servicer, FIRSTPLUS HOME LOAN OWNER TRUST 1996-4, as Issuer, and First Bank National Association, as Indenture Trustee and Co-Owner Trustee (Incorporated herein by reference to Exhibit to Registrant's Current Report on Form 8-K dated as of January 17,
                          1997).

                *13.1 Annual Report Aggregating Servicer Monthly Remittance Reports for Series 1996-2 for the fiscal year ended December 31, 1996.

                *13.2 Annual Report Aggregating Servicer Monthly Remittance Reports for Series 1996-3 for the fiscal year ended December 31, 1996.

                *13.3 Annual Report Aggregating Servicer Monthly Remittance Reports for Series 1996-4 for the fiscal year ended December 31, 1996.

                *28.1 Quarterly Statements of Compliance of Servicer for Series 1996-2 and Series 1996-3.

                 28.2 Report of Ernst & Young LLP, dated October 25, 1996, regarding Servicer's Compliance with Applicable Accounting Standards.


         (d)     Not applicable.


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

         No annual report or proxy material has been sent to security holders.

         *  To be filed by amendment.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FIRSTPLUS INVESTMENT CORPORATION



                                           By: /s/ CHRISTOPHER J. GRAMLICH
                                              -------------------------------
                                              Christopher J. Gramlich
                                              Senior Vice President

Dated:  March 27, 1997



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      SIGNATURE                        TITLE                           DATE
      ---------                        -----                           ----


/s/ KIRK R. PHILLIPS
-------------------------       Director and President            March 26, 1997
Kirk R. Phillips                (Principal Executive
                                Officer)
/s/ MARK J. LANDRY
-------------------------       Director, Treasurer and           March 26, 1997
Mark J. Landry                  Chief Financial Officer
                                (Principal Financial
                                Officer and Principal
                                Accounting Officer)
/s/ LARRY G. STUDINSKI
-------------------------       Director                          March 26, 1997
Larry G. Studinski

/s/ STEVEN A. RUBIN
-------------------------       Director                          March 27, 1997
Steven A. Rubin

                              INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                         DESCRIPTION
  ------                         -----------
    3.1      Amended and Restated Articles of Incorporation of the
             Registrant (Incorporated herein by reference to
             Exhibit to Amendment No. 2 to Registrant's
             Registration Statement No. 33-65373 on Form S-3 filed
             on May 10, 1996).

    3.2 By-Laws of the Registrant (Incorporated herein by reference to Exhibit to Registrant's Registration
             Statement No. 33-65373 on Form S-3 filed on December
             22, 1995).

    4.1      Copy of Pooling and Servicing Agreement for Series
             1996-2 dated as of June 1, 1996, among Registrant, as Depositor, FIRSTPLUS FINANCIAL, INC., as Servicer, and First Trust of California, N.A., as Trustee
             (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K dated as of
             August 30, 1996).

    4.2 Copy of Indenture for Series 1996-3 dated as of September 1, 1996, among FIRSTPLUS HOME LOAN OWNER
             TRUST 1996-3, as Issuer, and First Bank National
             Association, as Indenture Trustee (Incorporated herein by reference to Exhibit to the Registrant's
             Current Report on Form 8-K dated as of December 20,
             1996).

    4.3      Copy of Trust Agreement for Series 1996-3 dated as of
             September 1, 1996, among the Registrant, as
             Depositor, FIRSTPLUS RESIDUAL HOLDINGS, INC.,
             Wilmington Trust Company, as Owner Trustee, and First
             Bank National Association, as Co-Owner Trustee
             (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K dated as of
             December 20, 1996).

    4.4 Copy of Indenture for Series 1996-4 dated as of November 1, 1996, among FIRSTPLUS HOME LOAN OWNER
             TRUST 1996-4, as Issuer, and First Bank National
             Association, as Indenture Trustee (Incorporated herein by reference to Exhibit to the Registrant's
             Current Report on Form 8-K dated as of January 17,
             1997).

    4.5      Copy of Trust Agreement for Series 1996-4 dated as of
             November 1, 1996, among the Registrant, as Depositor,
             FIRSTPLUS RESIDUAL HOLDINGS, INC., Wilmington Trust
             Company, as Owner Trustee, and First Bank National
             Association, as Co-Owner Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current
             Report on Form 8-K dated as of January 17, 1997).


    10.1     Copy of Sale and Servicing Agreement for Series
             1996-3 dated as of September 1, 1996, among the Registrant, as Seller, FIRSTPLUS FINANCIAL, INC., as
             Servicer, FIRSTPLUS HOME LOAN OWNER TRUST 1996-3, as
             Issuer, and First Bank National Association, as
             Indenture Trustee and Co-Owner Trustee (Incorporated herein by reference to Exhibit to Registrant's
             Current Report on Form 8-K dated as of December 20,
             1996).

    10.2     Copy of Sale and Servicing Agreement for Series
             1996-4 dated as of November 1, 1996, among the Registrant, as Seller, FIRSTPLUS FINANCIAL, INC., as
             Servicer, FIRSTPLUS HOME LOAN OWNER TRUST 1996-4, as
             Issuer, and First Bank National Association, as
             Indenture Trustee and Co-Owner Trustee (Incorporated herein by reference to Exhibit to Registrant's
             Current Report on Form 8-K dated as of January 17,
             1997).

   *13.1     Annual Report Aggregating Servicer Monthly Remittance
             Reports for Series 1996-2 for the fiscal year ended
             December 31, 1996.

   *13.2     Annual Report Aggregating Servicer Monthly Remittance
             Reports for Series 1996-3 for the fiscal year ended
             December 31, 1996.

   *13.3     Annual Report Aggregating Servicer Monthly Remittance
             Reports for Series 1996-4 for the fiscal year ended
             December 31, 1996.

   *28.1     Quarterly Statements of Compliance of Servicer for
             Series 1996-2 and Series 1996-3.

    28.2 Report of Ernst & Young LLP, dated October 25, 1996, regarding Servicer's Compliance with Applicable
             Accounting Standards.



* To be filed by amendment.