Form 10-K/A
period 1996-12-31
FIRSTPLUS INVESTMENT CORP
filed 1997-07-18
CIK 1005292

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-K/A


(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended  December 31, 1996

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


================================================================================

                               TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------
PART IV

         Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Signatures

                                    PART IV

The Registrant is filing this Annual Report on Form 10-K/A solely for the purpose of filing Exhibits 13.1, 13.2, 13.3, and 28.1 which were omitted from the initial filing.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)     Not applicable.

         (b)     Not applicable.

         (c)     Exhibits

                 13.1 Annual Report Aggregating Servicer Monthly Remittance Reports for Series 1996-2 for the fiscal year ended December 31, 1996.

                 13.2 Annual Report Aggregating Servicer Monthly Remittance Reports for Series 1996-3 for the fiscal year ended December 31, 1996.

                 13.3 Annual Report Aggregating Servicer Monthly Remittance Reports for Series 1996-4 for the fiscal year ended December 31, 1996.

                 28.1 Quarterly Statements of Compliance of Servicer for Series 1996-2 and Series 1996-3.



         (d)     Not applicable.

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

                                           FIRSTPLUS INVESTMENT CORPORATION



                                           By: /s/ CHRISTOPHER J. GRAMLICH
                                              -------------------------------
                                              Christopher J. Gramlich
                                              Senior Vice President

Dated:  July 17, 1997

                              INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                         DESCRIPTION
  ------                         -----------
    13.1     Annual Report Aggregating Servicer Monthly Remittance
             Reports for Series 1996-2 for the fiscal year ended
             December 31, 1996.

    13.2     Annual Report Aggregating Servicer Monthly Remittance
             Reports for Series 1996-3 for the fiscal year ended
             December 31, 1996.

    13.3     Annual Report Aggregating Servicer Monthly Remittance
             Reports for Series 1996-4 for the fiscal year ended
             December 31, 1996.

    28.1     Quarterly Statements of Compliance of Servicer for
             Series 1996-2 and Series 1996-3.

